Form 10-K
period 2015-12-31
Santander Drive Auto Receivables Trust 2014-2; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2016-03-30
CIK 1603779, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

SANTANDER DRIVE AUTO RECEIVABLES TRUST 2014-2

(Exact name of issuing entity as specified in its charter)

Commission file number of the issuing entity: 333-192513-01

Central Index Key Number of issuing entity: 0001603779

SANTANDER DRIVE AUTO RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-192513

Central Index Key Number of depositor: 0001383094

SANTANDER CONSUMER USA INC.

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001540151

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

Item 9B. Other Information.

Santander Consumer USA Inc. is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc., a Delaware corporation (“SC Holdings”). SC Holdings has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”). Information about the delay of the filing of the 2015 Form 10-K can be found in SC Holdings’ Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016. Additional information about SC Holdings, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of April 16, 2014, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SCUSA”) and Deutsche Bank Securities Inc., as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of April 23, 2014, between the Issuer and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated of April 23, 2014, between Santander Consumer USA Inc. (“SCUSA”) and Santander Drive Auto Receivables LLC (“Santander Drive”)

10.2***	Sale and Servicing Agreement, dated as of April 23, 2014, among the Issuer, Santander Drive, SCUSA and the Indenture Trustee

10.3***	Administration Agreement, dated as of April 23, 2014, among the Issuer, SCUSA, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of April 23, 2014, between Santander Drive and Wells Fargo Delaware Trust Company, N.A., not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SCUSA)

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SCUSA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2014-2 (Commission File No. 333-192513-01) with the Securities and Exchange Commission on April 21, 2014.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.
***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2014-2 (Commission File No. 333-192513-01) with the Securities and Exchange Commission on April 24, 2014.

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

Date: March 29, 2016

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Jennifer M. Davis
Name:	Jennifer M. Davis
Title:	Deputy Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of April 16, 2014, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SCUSA”) and Deutsche Bank Securities Inc., as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of April 23, 2014, between the Issuer and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated of April 23, 2014, between Santander Consumer USA Inc. (“SCUSA”) and Santander Drive Auto Receivables LLC (“Santander Drive”)

10.2***	Sale and Servicing Agreement, dated as of April 23, 2014, among the Issuer, Santander Drive, SCUSA and the Indenture Trustee

10.3***	Administration Agreement, dated as of April 23, 2014, among the Issuer, SCUSA, as administrator, and the Indenture Trustee

10.4***	Amended and Restated Trust Agreement, dated as of April 23, 2014, between Santander Drive and Wells Fargo Delaware Trust Company, N.A., not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SCUSA)

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SCUSA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2014-2 (Commission File No. 333-192513-01) with the Securities and Exchange Commission on April 21, 2014.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-192513) and Santander Drive Auto Receivables Trust 2014-2 (Commission File No. 333-192513-01) with the Securities and Exchange Commission on April 24, 2014.